Form 10-Q
period 2004-06-25
MERRILL LYNCH PREFERRED FUNDING II LP; MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 2004-08-04
CIK 1031002, 1031003

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 25, 2004

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

As of August 4, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       June 25, 2004  December 26, 2003
                                                                                       -------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  309,278         $  309,278
Interest receivable from affiliates                                                            6,185              6,185
                                                                                          ----------         ----------
Total Assets                                                                              $  315,463         $  315,463
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    6,185         $    6,185
                                                                                          ----------         ----------
Stockholders' equity:

   Preferred securities (8% Trust Originated Preferred Securities; 12,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   300,000            300,000

   Common securities (8% Trust Common Securities;
      371,136 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     9,278              9,278
                                                                                          ----------         ----------
   Total Stockholders' equity                                                                309,278            309,278
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  315,463         $  315,463
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED
                                                                          ----------------------------------

                                                                          June 25, 2004        June 27, 2003
                                                                          -------------        -------------
EARNINGS

Income on partnership preferred securities                                    $   6,185            $   6,185
                                                                              =========            =========



                                                                             FOR THE SIX MONTHS ENDED
                                                                          ----------------------------------

                                                                          June 25, 2004        June 27, 2003
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
                                                                              =========            =========


See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                   FOR THE SIX MONTHS ENDED
                                                               ----------------------------------

                                                               June 25, 2004        June 27, 2003
                                                               -------------        -------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  300,000           $  300,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   9,278                9,278
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              12,371               12,371
Distributions                                                         (6,186)              (6,186)
Distributions payable                                                 (6,185)              (6,185)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  309,278          $  309,278
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004        June 27, 2003
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $185, respectively, were accrued at June 25, 2004 and June 27, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
-------------------------------------------------------------------------------

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


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               June 25, 2004   December 26, 2003
                                                                               -------------   -----------------
ASSETS

Cash                                                                              $         -         $        -
                                                                                  -----------         ----------
Investments:
   Affiliate debentures                                                              360,218             360,218
   U.S. Government and agencies                                                        3,643               3,642
                                                                                  ----------          ----------
   Total investments                                                                 363,861             363,860

Interest receivable from affiliates                                                    7,204               7,204
                                                                                  ----------          ----------
Total Assets                                                                      $  371,065          $  371,064
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    7,204          $    7,204
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      309,278             309,278
   General partnership interest                                                       54,583              54,582
                                                                                  ----------          ----------
   Total partners' capital                                                           363,861             363,860
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  371,065          $  371,064
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    7,204           $    7,204
   U.S. Government and agencies                                         15                   11
                                                                ----------           ----------
Earnings                                                        $    7,219           $    7,215
                                                                ==========           ==========



                                                                 FOR THE SIX MONTHS ENDED
                                                             ----------------------------------

                                                             June 25, 2004        June 27, 2003
                                                             -------------        -------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   14,408           $   14,408
   U.S. Government and agencies                                         22                   25
                                                                ----------           ----------
Earnings                                                        $   14,430           $   14,433
                                                                ==========           ==========


See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                 FOR THE SIX MONTHS ENDED
                                                              ----------------------------------

                                                              June 25, 2004        June 27, 2003
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  309,278           $  309,278
Net income allocated to limited partner                              12,371               12,371
Distributions                                                        (6,186)              (6,186)
Distributions payable                                                (6,185)              (6,185)
                                                                 ----------           ----------
Balance, end of period                                              309,278              309,278
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         54,582               54,599
Net income allocated to general partner                               2,059                2,062
Distributions                                                        (1,039)              (1,049)
Distributions payable                                                (1,019)              (1,019)
                                                                 ----------           ----------
Balance, end of period                                               54,583               54,593
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  363,861           $  363,871
                                                                 ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE SIX MONTHS ENDED
                                                                                 ----------------------------------

                                                                                 June 25, 2004        June 27, 2003
                                                                                 -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  14,430            $  14,433
   Accretion of U.S. Government and agencies                                               (22)                 (25)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             14,408               14,408
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (3,639)              (3,639)
   Maturities of investment securities                                                   3,660                3,669
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 21                   30
                                                                                     ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (12,371)             (12,371)
   Distributions to general partner                                                     (2,058)              (2,068)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (14,429)             (14,439)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                   (1)

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,204 were accrued at June 25, 2004 and June 27, 2003, respectively.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 25, 2004
--------------------------------------------------------------------------------



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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost and its investment in U.S. Government and agencies is classified as available -for-sale and recorded at accreted cost, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



August 4, 2004
--------------

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