Form 10-Q
period 2004-09-24
MERRILL LYNCH PREFERRED FUNDING II LP; MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 2004-11-03
CIK 1031002, 1031003

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2004

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

As of November 3, 2004 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 24, 2004 December 26, 2003
                                                                                          ------------------ -----------------
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED
                                                                          ----------------------------------

                                                                          September 24, 2004       September 26, 2003
                                                                          ------------------       ------------------
EARNINGS

Income on partnership preferred securities                                    $   6,186            $   6,186
                                                                              =========            =========



                                                                             FOR THE NINE MONTHS ENDED
                                                                          ----------------------------------

                                                                          September 24, 2004       September 26, 2003
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
                                                                              =========            =========


See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------

                                                                       FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------

                                                                  September 24, 2004   September 26, 2003
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
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                     --------------------------------------

                                                                                     September 24, 2004  September 26, 2003
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $186, respectively, were accrued at September 24, 2004 and September 26, 2003.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
-------------------------------------------------------------------------------

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


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  September 24, 2004  December 26, 2003
                                                                                  ------------------  -----------------
ASSETS

Cash                                                                              $         -         $        -
                                                                                  -----------         ----------
Investments:
   Affiliate debentures                                                              360,218             360,218
   U.S. Government and agencies                                                        3,655               3,642
                                                                                  ----------          ----------
   Total investments                                                                 363,873             363,860

Interest receivable from affiliates                                                    7,205               7,204
                                                                                  ----------          ----------
Total Assets                                                                      $  371,078          $  371,064
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    7,205          $    7,204
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      309,278             309,278
   General partnership interest                                                       54,595              54,582
                                                                                  ----------          ----------
   Total partners' capital                                                           363,873             363,860
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  371,078          $  371,064
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                     FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    7,205           $    7,205
   U.S. Government and agencies                                         12                   10
                                                                ----------           ----------
Earnings                                                        $    7,217           $    7,215
                                                                ==========           ==========



                                                                    FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 24, 2004   September 26, 2003
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   21,613           $   21,613
   U.S. Government and agencies                                         34                   35
                                                                ----------           ----------
Earnings                                                        $   21,647           $   21,648
                                                                ==========           ==========


See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                       FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------

                                                                 September 24, 2004   September 26, 2003
                                                                 ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  309,278           $  309,278
Net income allocated to limited partner                              18,557               18,557
Distributions                                                       (12,371)             (12,371)
Distributions payable                                                (6,186)              (6,186)
                                                                 ----------           ----------
Balance, end of period                                              309,278              309,278
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         54,582               54,599
Net income allocated to general partner                               3,090                3,091
Distributions                                                        (2,058)              (2,090)
Distributions payable                                                (1,019)              (1,019)
                                                                 ----------           ----------
Balance, end of period                                               54,595               54,581
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  363,873           $  363,859
                                                                 ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 24, 2004   September 26, 2003
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  21,647            $  21,648
   Accretion of U.S. Government and agencies                                               (34)                 (35)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             21,613               21,613
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (3,639)              (7,277)
   Maturities of investment securities                                                   3,660                7,329
                                                                                     ---------            ---------
      Cash provided by investing activities                                                 21                   52
                                                                                     ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (18,557)             (18,557)
   Distributions to general partner                                                     (3,077)              (3,109)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (21,634)             (21,666)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                   (1)

CASH, BEGINNING OF PERIOD                                                                    -                    1
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $7,205 were accrued at September 24, 2004 and September 26, 2003, respectively.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 24, 2004
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                               By: /s/ MARLENE B. DEBEL
                                   ---------------------------------------------
                               Name:   Marlene B. Debel
                               Title:  Regular Trustee


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



November 3, 2004
----------------

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