Form 10-K
period 2004-12-31
MERRILL LYNCH PREFERRED FUNDING II LP; MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 2005-03-29
CIK 1031002, 1031003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from    to


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

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes [] No [x]

As of the close of business on June 25, 2004, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 29, 2005, no voting stock of the Registrants was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus, dated February 4, 1997, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-20137) filed by the Registrants and Merrill Lynch & Co., Inc., is incorporated by reference in this Form 10-K in response to Part I. Portion of the Merrill Lynch & Co., Inc. Proxy Statement, dated March 15, 2005, for its 2005 Annual Meeting of Shareholders to be held April 22, 2005 is incorporated by reference in this Form 10-K in response to
Part III.
================================================================================



                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

         MERRILL LYNCH PREFERRED CAPITAL TRUST II

Merrill Lynch Preferred Capital Trust II (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on January 16, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of February 4, 1997. Merrill Lynch & Co., Inc. (the "Company" or "Merrill Lynch") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 8% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 8% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding II, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.



         MERRILL LYNCH PREFERRED FUNDING II, L.P.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of the State of Delaware on January 16, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated February 6, 1997. The Company is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

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

Available Information
---------------------

The Registrants and Merrill Lynch file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Registrants and Merrill Lynch & Co., Inc.) file electronically with the SEC. The SEC's internet site is www.sec.gov.

Merrill Lynch's internet address is www.ml.com. Merrill Lynch makes available, free of charge, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website includes information concerning beneficial ownership of Merrill Lynch's equity securities by its executive officers and directors. Investors can find this information under "SEC Reports" through the investor relations section of the website which can be accessed directly at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, Merrill Lynch's Guidelines for Business Conduct, Code of Ethics for Financial Professionals and charters for the committees of its Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents, along with Merrill Lynch's Corporate Governance Guidelines, are also available on the investor relations section of the website. The information on Merrill Lynch's websites is not incorporated by reference into this Report. Holders of the Registrants' securities may obtain copies of these reports and documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, by mail at Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_secretary@ml.com.

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

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA
         -------------------------------------------

In response to this ITEM 8, the financial statements and notes thereto and the Reports of Independent Registered Public Accounting Firm set forth on pages F-1 through F-17 are incorporated by reference herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
None.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K. Based on this evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this Report.

In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
         -----------------

No information required to be disclosed under this item.


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES
          --------------------------------------

The following table presents aggregate fees for audits of the Trust's and the Partnership's financial statements by Deloitte & Touche LLP for the fiscal years ended December 31, 2004 and December 26, 2003. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Parnership in fiscal years ended December 31, 2004 and December 26, 2003.

                                               2004                  2003
                                            -------               -------
              Audit Fee(1)                  $12,200               $10,900

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee of the Company has established a policy governing the provision of audit and non-audit services to the Company and its subsidiaries (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 33 of the Company's 2005 Proxy Statement filed on March 15, 2005 is incorporated herein by reference. You may obtain a copy of the 2005 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.

--------------
(1) Audit Fees consisted of fees for the audit of the Trust's and the Partnership's financial statements filed with the SEC on Forms 10-K and 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, statutory audits, consents and review of documents filed with the SEC.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         ---------------------------------------

         Documents filed as part of this Report:

         1.       Financial Statements

                  The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-17.

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

         4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank, N.A.(1), as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement).

         4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

         4.7 Form of Subordinated Debenture Indenture between the Company and JPMorgan Chase Bank, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (No. 333-16603)).

         4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and JPMorgan Chase Bank, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

         4.9 Form of Trust Preferred Security (included in Exhibit 4.2 above).

         4.10     Form of Partnership Preferred Security (included in Exhibit
                  4.4 above).

         4.11     Form of Subordinated Debenture (incorporated by reference to
                  Exhibit 4.11 to the Registration Statement).

         12* Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         23*      Consent of Deloitte & Touche LLP.

         31.1*    Rule 13a-14(a) Certification.

         31.2*    Rule 13a-14(a) Certification.

         32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




-------------------
(1) As used in Item 15 and the Exhibit Index of this Report, "JPMorgan Chase Bank, N.A." shall mean the entity formerly known as JPMorgan Chase and The Chase Manhattan Bank.

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                  ITEM 15(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST II

     Balance Sheets, December 31, 2004 and December 26, 2003               F-2

     Statements of Earnings, Years Ended December 31, 2004,
           December 26, 2003 and December 27, 2002                         F-3

     Statements of Changes in  Stockholders' Equity,  Years
           Ended  December 31, 2004, December 26, 2003 and
           December 27, 2002                                               F-4

     Statements of Cash Flows, Years Ended December 31, 2004,
           December 26, 2003 and December 27, 2002                         F-5

     Notes to Financial Statements                                         F-6

     Report of Independent Registered Public Accounting Firm               F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING II, L.P.

     Balance Sheets, December 31, 2004 and December 26, 2003               F-10

     Statements of Earnings, Years Ended December 31, 2004,
           December 26, 2003 and December 27, 2002                         F-11

     Statements of Changes in Partners' Capital, Years Ended
           December 31, 2004, December 26, 2003 and
           December 27, 2002                                               F-12

     Statements of Cash Flows, Years Ended December 31, 2004,
           December 26, 2003 and December 27, 2002                         F-13

     Notes to Financial Statements                                         F-14

     Report of Independent Registered Public Accounting Firm               F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              December 31, 2004       December 26, 2003
                                                              -----------------       -----------------


ASSETS

Investment in affiliate partnership preferred securities             $  309,278              $  309,278
Interest receivable from affiliate                                            -                   6,185
                                                                     ----------              ----------
Total Assets                                                         $  309,278              $  315,463
                                                                     ==========              ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $        -              $    6,185
                                                                     ----------              ----------

Stockholders' equity:
     Preferred  securities  (8%  Trust
         Originated  Preferred   Securities;
         12,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           300,000                 300,000
     Common securities (8% Trust Common
         Securities; 371,136 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                             9,278                   9,278
                                                                     ----------              ----------
     Total Stockholders' equity                                         309,278                 309,278
                                                                     ----------              ----------
Total Liability and Stockholders' Equity                             $  309,278              $  315,463
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------



                                                                                   FOR THE YEAR ENDED
                                                          -----------------------------------------------------------------
                                                          December 31, 2004        December 26, 2003      December 27, 2002
                                                          -----------------        -----------------    -------------------

EARNINGS

Interest on affiliate partnership preferred securities            $  24,742                $  24,742              $  24,742
                                                                  =========                =========              =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                               FOR THE YEAR ENDED
                                                     -----------------------------------------------------------------
                                                     December 31, 2004         December 26, 2003     December 27, 2002
                                                     -----------------         -----------------   -------------------


PREFERRED SECURITIES
Balance, beginning and end of period                         $ 300,000                 $ 300,000             $ 300,000


COMMON SECURITIES
Balance, beginning and end of period                             9,278                     9,278                 9,278


UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                     -
Earnings                                                        24,742                    24,742                24,742
Distributions                                                  (24,742)                  (18,557)              (18,556)
Distributions payable                                                -                    (6,185)               (6,186)
                                                             ---------                 ---------             ---------
Balance, end of period                                               -                         -                     -
                                                             ---------                 ---------             ---------
Total Stockholders' Equity                                   $ 309,278                 $ 309,278             $ 309,278
                                                             =========                 =========             =========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                        FOR THE YEAR ENDED
                                                   ------------------------------------------------------------
                                                   December 31, 2004    December 26, 2003     December 27, 2002
                                                   -----------------    -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                  $ 24,742             $ 24,742              $ 24,742
  Decrease in interest receivable from affiliate               6,185                    -                     -
                                                            --------             --------              --------
        Cash provided by operating activities                 30,927               24,742                24,742
                                                            --------             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                              (30,927)             (24,742)              (24,742)
                                                            --------             --------              --------
        Cash used for financing activities                   (30,927)             (24,742)              (24,742)
                                                            --------             --------              --------

NET CHANGE IN CASH                                                 -                    -                     -
                                                            --------             --------              --------
CASH, BEGINNING OF PERIOD                                          -                    -                     -
                                                            --------             --------              --------
CASH, END OF PERIOD                                         $      -             $      -              $      -
                                                            ========             ========              ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 31, 2004 and preferred and common distributions of $6,000 and $186, respectively, were accrued at December 26, 2003 and distributed in the following fiscal year.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust II (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on January 16, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of February 4, 1997. Merrill Lynch & Co., Inc. (the "Company") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 8% Trust Originated Preferred Securities (the "Trust Preferred Securites") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 8% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding II, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

The Company has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to (i) pay all fees and expenses related to the organization and operations of the Trust (including taxes, audit fees, duties, assessments, or government charges of whatever nature (other than withholding taxes) imposed by the United States of America or any other domestic taxing authority upon the Trust) and the offering of the Trust Preferred Securities and (ii) be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Preferred Securities and the Trust Common Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS of PRESENTATION
The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS
The investment in the Affiliate Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

3. INVESTMENT IN AFFILIATE PARTNERSHIP PREFERRED SECURITIES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of Merrill Lynch Preferred Capital Trust II

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust II (the "Trust") as of December 31, 2004 and December 26, 2003, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal contol over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 31, 2004 and December 26, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 29, 2005

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust II for 2004 and 2003 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 31,   Sept. 24,   June 25,   Mar.26,   Dec. 26,   Sept. 26,   June 27,   Mar.28,
                           2004        2004       2004      2004       2003        2003       2003      2003
                        ------------------------------------------------------------------------------------
Total Revenues          $6,185     $6,186      $6,185     $6,186    $6,185     $6,186      $6,185     $6,186

Net Earnings            $6,185     $6,186      $6,185     $6,186    $6,185     $6,186      $6,185     $6,186


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------

                                                           December 31, 2004          December 26, 2003
                                                           -----------------          -----------------


ASSETS

Investments:
     Affiliate debentures                                        $  360,218                  $  360,218
     U.S. Government and agencies                                     3,647                       3,642
                                                                 ----------                  ----------
     Total investments                                              363,865                     363,860

Interest receivable from affiliates                                       -                       7,204
                                                                 ----------                  ----------
Total Assets                                                     $  363,865                  $  371,064
                                                                 ==========                  ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                            $        -                  $    7,204
                                                                 ----------                  ----------
Partners' capital:
     Limited partnership interest                                   309,278                     309,278
     General partnership interest                                    54,587                      54,582
                                                                 ----------                  ----------
     Total partners' capital                                        363,865                     363,860
                                                                 ----------                  ----------
Total Liability and Partners' Capital                            $  363,865                  $  371,064
                                                                 ==========                  ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------
                                            December 31, 2004           December 26, 2003        December 27, 2002
                                            -----------------           -----------------      -------------------


EARNINGS

Interest income:
     Affiliate debentures                           $  28,817                   $  28,817                $  28,817
     U.S. Government and agencies                          51                          45                       80
                                                    ---------                   ---------                ---------
Earnings                                            $  28,868                   $  28,862                $  28,897
                                                    =========                   =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                       FOR THE YEAR ENDED
                                                ---------------------------------------------------------------
                                                December 31, 2004       December 26, 2003     December 27, 2002
                                                -----------------       -----------------     -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                            $ 309,278               $ 309,278             $ 309,278
Net income allocated to limited partner                    24,742                  24,742                24,742
Distributions                                             (24,742)                (18,557)              (18,556)
Distributions payable                                           -                  (6,185)               (6,186)
                                                        ---------               ---------             ---------
Balance, end of period                                    309,278                 309,278               309,278
                                                        ---------               ---------             ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                               54,582                  54,599                54,684
Net income allocated to general partner                     4,126                   4,120                 4,155
Distributions                                              (4,121)                 (3,118)               (3,221)
Distributions payable                                           -                  (1,019)               (1,019)
                                                        ---------               ---------             ---------
Balance, end of period                                     54,587                  54,582                54,599
                                                        ---------               ---------             ---------
TOTAL PARTNERS' CAPITAL                                 $ 363,865               $ 363,860             $ 363,877
                                                        =========               =========             =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------
                                                        December 31, 2004        December 26, 2003    December 27, 2002
                                                        -----------------        -----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 28,868                 $ 28,862             $ 28,897
     Accretion of U.S. Government and agencies                        (51)                     (45)                 (80)
     Decrease in interest receivable from affiliates                7,204                        -                    -
                                                                 --------                 --------             --------
        Cash provided by operating activities                      36,021                   28,817               28,817
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (7,278)                 (10,916)              (7,277)
     Maturities of investment securities                            7,324                   10,977                7,442
                                                                 --------                 --------             --------
        Cash provided by investing activities                          46                       61                  165
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (30,927)                 (24,742)             (24,742)
     Distributions to general partner                              (5,140)                  (4,137)              (4,240)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (36,067)                 (28,879)             (28,982)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                      -                       (1)                    -
                                                                 --------                 --------             --------
CASH, BEGINNING OF PERIOD                                               -                        1                    1
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      -                 $      -            $       1
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 31, 2004 and distributions of $7,204 were accrued at December 26, 2003 and distributed in the following fiscal year.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------


1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding II, L.P. (the "Partnership") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of the State of Delaware on January 16, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated February 6, 1997. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

The Company, in its capacity as sole general partner of the Partnership, has agreed to (i) pay all fees and expenses related to the organization and operations of the Partnership (including taxes, audit fees, duties, assessments, or government charges (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and (ii) be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has also agreed to indemnify certain officers and agents of the Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Government and agencies, which are recorded at accreted cost and which mature within one year, are classified as available-for-sale, which both approximate fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------


3. INVESTMENT IN AFFILIATE DEBENTURES

The Partnership holds debentures of the Company and a wholly-owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 8% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after March 30, 2007, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.


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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding II, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") as of December 31, 2004 and December 26, 2003, and the related statements of earnings, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal contol over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2004 and December 26, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 29, 2005

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding II, L.P. for 2004 and 2003 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 31,   Sept. 24,   June 25,   Mar.26,   Dec. 26,   Sept. 26,   June 27,    Mar.28,
                           2004        2004       2004      2004       2003        2003       2003       2003
                        -------------------------------------------------------------------------------------
Total Revenues          $7,221     $7,217      $7,219     $7,211    $7,214     $7,215      $7,215      $7,218

Net Earnings            $7,221     $7,217      $7,219     $7,211    $7,214     $7,215      $7,215      $7,218

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2005.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                               By: /s/ HAIG NARGESIAN
                                   ---------------------------------------------
                               Name:   Haig Nargesian
                               Title:  Regular Trustee





------------
  * There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2005.

Merrill Lynch Preferred Funding II, L.P.
By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDITH A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judith A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 29th day of March, 2005.



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



    /s/ LAURENCE A. TOSI                    Vice President and Finance Director
-----------------------------------------   (Principal Accounting Officer)
        (Laurence A. Tosi)



    /s/ W. H. CLARK                         Director
-----------------------------------------
       (W. H. Clark)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ ALBERTO CRIBIORE                    Director
 ----------------------------------------
       (Alberto Cribiore)


    /s/ JOHN D. FINNEGAN                    Director
-----------------------------------------
       (John D. Finnegan)


    /s/ HEINZ-JOACHIM NEUBURGER             Director
-----------------------------------------
       (Heinz-Joachim Neuburger)


    /s/ DAVID K. NEWBIGGING                 Director
-----------------------------------------
       (David K. Newbigging)


    /s/ AULANA L. PETERS                    Director
-----------------------------------------
       (Aulana L. Peters)


    /s/ JOSEPH W. PRUEHER                   Director
-----------------------------------------
       (Joseph W. Prueher)


    /s/ ANN N. REESE                        Director
-----------------------------------------
       (Ann N. Reese)



    /s/ CHARLES O. ROSSOTTI                 Director
-----------------------------------------
       (Charles O. Rossotti)

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

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement).

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and JPMorgan Chase Bank, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

4.7 Form of Subordinated Debenture Indenture between the Company and JPMorgan Chase Bank, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3
         (No. 333-16603)).

4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and JPMorgan Chase Bank, N.A., as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

4.9      Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10     Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11     Form of  Subordinated  Debenture  (incorporated  by reference to
         Exhibit 4.11 to the  Registration Statement).

12*      Statement re:  Computation   of  Ratios  of  Earnings  to  Combined
         Fixed  Charges and  Preferred   Securities Distributions.

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