Form 10-Q
period 2005-04-01
MERRILL LYNCH PREFERRED FUNDING II LP; MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 2005-05-12
CIK 1031002, 1031003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended April 1, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from    to

 COMMISSION FILE NO.: 1-7182-04

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

COMMISSION FILE NO.: 1-7182-03

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 12, 2005 no voting stock was held by non-affiliates of the
Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                       April 1, 2005  December 31, 2004
                                                                                      --------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                  $  309,278         $  309,278
                                                                                          ----------         ----------
Total Assets                                                                              $  309,278         $  309,278
                                                                                          ==========         ==========

STOCKHOLDERS' EQUITY

Stockholders' equity:

   Preferred securities (8% Trust Originated Preferred Securities; 12,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                $  300,000         $  300,000

   Common securities (8% Trust Common Securities;
      371,136 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                     9,278              9,278
                                                                                          ----------         ----------
Total Stockholders' Equity                                                                $  309,278         $  309,278
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------

                                                                          April 1, 2005       March 26, 2004
                                                                         --------------       --------------
EARNINGS

Interest on affiliate partnership preferred securities                        $   6,186            $   6,186
                                                                              =========            =========



See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                   FOR THE THREE MONTHS ENDED
                                                              -----------------------------------

                                                               April 1, 2005       March 26, 2004
                                                              --------------       --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  300,000           $  300,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   9,278                9,278
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                               6,186                6,186
Distributions                                                         (6,186)                   -
Distributions payable                                                      -               (6,186)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  309,278           $  309,278
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                 April 1, 2005       March 26, 2004
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at April 1, 2005 and preferred and common distributions of $6,000 and $186, respectively, were accrued at March 26, 2004.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
April 1, 2005
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 31, 2004. The December 31, 2004 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                               April 1, 2005   December 31, 2004
                                                                              --------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                           $  360,218          $  360,218
   U.S. Government and agencies                                                        3,668               3,647
                                                                                  ----------          ----------
   Total investments                                                                 363,886             363,865
                                                                                  ----------          ----------
Total Assets                                                                      $  363,886          $  363,865
                                                                                  ==========          ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                   $  309,278          $  309,278
   General partnership interest                                                       54,608              54,587
                                                                                  ----------          ----------
Total Partners' Capital                                                           $  363,886          $  363,865
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                            -----------------------------------

                                                             April 1, 2005       March 26, 2004
                                                            --------------       --------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    7,204           $    7,204
   U.S. Government and agencies                                         21                    7
                                                                ----------           ----------
Earnings                                                        $    7,225           $    7,211
                                                                ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                 FOR THE THREE MONTHS ENDED
                                                            ------------------------------------

                                                              April 1, 2005       March 26, 2004
                                                             --------------       --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  309,278           $  309,278
Net income allocated to limited partner                               6,186                6,186
Distributions                                                        (6,186)                   -
Distributions payable                                                     -              (6,186)
                                                                 ----------           ----------
Balance, end of period                                              309,278              309,278
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         54,587               54,582
Net income allocated to general partner                               1,039                1,025
Distributions                                                        (1,018)                   -
Distributions payable                                                     -               (1,018)
                                                                 ----------           ----------
Balance, end of period                                               54,608               54,589
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  363,886           $  363,867
                                                                 ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                -----------------------------------

                                                                                 April 1, 2005       March 26, 2004
                                                                                --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $   7,225            $   7,211
   Accretion of U.S. Government and agencies                                               (21)                  (7)
                                                                                     ---------            ---------
      Cash provided by operating activities                                              7,204                7,204
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                     (6,186)              (6,186)
   Distributions to general partner                                                     (1,018)              (1,018)
                                                                                     ---------            ---------
      Cash used for financing activities                                                (7,204)              (7,204)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at April 1, 2005 and distributions of $7,204 were accrued at March 26, 2004.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
April 1, 2005
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 31, 2004. The December 31, 2004 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in U.S. Government and agencies, which are recorded at accreted cost and which mature within one year, are classified as available-for-sale, which both approximate fair value.

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


ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this Report.

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                               By: /s/ HAIG J. NARGESIAN
                                   ---------------------------------------------
                               Name:   Haig J. Nargesian
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING II, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ KATHLEEN SKERO
                                   ---------------------------------------------
                               Name:   Kathleen Skero
                               Title:  Controller, Merrill Lynch & Co., Inc.



May 12, 2005
-----------

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