Form 10-Q
period 2005-09-30
MERRILL LYNCH PREFERRED FUNDING II LP; MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 2005-11-09
CIK 1031002, 1031003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrants are shell companies (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of November 9, 2005 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 30, 2005 December 31, 2004
                                                                                          ------------------ -----------------
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
                                                                                          ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE THREE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 30, 2005   September 24, 2004
                                                                              ------------------   ------------------
EARNINGS

Interest on affiliate partnership preferred securities                        $   6,186            $   6,186
                                                                              =========            =========


                                                                                  FOR THE NINE MONTHS ENDED
                                                                              ---------------------------------------

                                                                              September 30, 2005   September 24, 2004
                                                                              ------------------   ------------------
EARNINGS

Interest on affiliate partnership preferred securities                        $  18,557            $  18,557
                                                                              =========            =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------

                                                                      FOR THE NINE MONTHS ENDED
                                                                  ---------------------------------------

                                                                  September 30, 2005   September 24, 2004
                                                                  ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  300,000           $  300,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                   9,278                9,278
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              18,557               18,557
Distributions                                                        (18,557)             (12,371)
Distributions payable                                                      -               (6,186)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  309,278           $  309,278
                                                                  ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                     --------------------------------------

                                                                                     September 30, 2005  September 24, 2004
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
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No  distributions  were  accrued  at September 30, 2005 and  preferred  and  common distributions of $6,000 and $186, respectively, were accrued at September 24, 2004.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 30, 2005
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 31, 2004. The December 31, 2004 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding II, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  September 30, 2005  December 31, 2004
                                                                                  ------------------  -----------------
ASSETS

Investments:
   Affiliate debentures                                                           $  360,218          $  360,218
   U.S. Government and agencies                                                        3,679               3,647
                                                                                  ----------          ----------
   Total investments                                                                 363,897             363,865
                                                                                  ----------          ----------
Total Assets                                                                      $  363,897          $  363,865
                                                                                  ==========          ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                   $  309,278          $  309,278
   General partnership interest                                                       54,619              54,587
                                                                                  ----------          ----------
Total Partners' Capital                                                           $  363,897          $  363,865
                                                                                  ==========          ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                     FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 30, 2005   September 24, 2004
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    7,204           $    7,205
   U.S. Government and agencies                                         29                   12
                                                                ----------           ----------
Earnings                                                        $    7,233           $    7,217
                                                                ==========           ==========



                                                                    FOR THE NINE MONTHS ENDED
                                                                ---------------------------------------

                                                                September 30, 2005   September 24, 2004
                                                                ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   21,613           $   21,613
   U.S. Government and agencies                                         74                   34
                                                                ----------           ----------
Earnings                                                        $   21,687           $   21,647
                                                                ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------


                                                                     FOR THE NINE MONTHS ENDED
                                                                 ---------------------------------------

                                                                 September 30, 2005   September 24, 2004
                                                                 ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  309,278           $  309,278
Net income allocated to limited partner                              18,557               18,557
Distributions                                                       (18,557)             (12,371)
Distributions payable                                                     -               (6,186)
                                                                 ----------           ----------
Balance, end of period                                              309,278              309,278
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         54,587               54,582
Net income allocated to general partner                               3,130                3,090
Distributions                                                        (3,098)              (2,058)
Distributions payable                                                     -               (1,019)
                                                                 ----------           ----------
Balance, end of period                                               54,619               54,595
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  363,897           $  363,873
                                                                 ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 30, 2005   September 24, 2004
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  21,687            $  21,647
   Accretion of U.S. Government and agencies                                               (74)                 (34)
                                                                                     ---------            ---------
      Cash provided by operating activities                                             21,613               21,613
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                    (3,639)              (3,639)
   Maturities of Investment Securities                                                   3,681                3,660
                                                                                     ---------            ---------
      Cash provided by Investing Activities                                                 42                   21
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (18,557)             (18,557)
   Distributions to general partner                                                     (3,098)              (3,077)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (21,655)             (21,634)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at September 30, 2005 and distributions of $7,205 were accrued at September 24, 2004.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 30, 2005
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 31, 2004. The December 31, 2004 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



November 9, 2005
----------------

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