Form 10-K
period 2005-12-30
MERRILL LYNCH PREFERRED FUNDING II LP; MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 2006-03-24
CIK 1031002, 1031003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 30, 2005

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

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on July 1, 2005, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 24, 2006, no voting stock of the Registrants was held by non-affiliates of the Registrants.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Prospectus, dated February 4, 1997, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-20137) filed by the Registrants and Merrill Lynch & Co., Inc., is incorporated by reference in this Form 10-K in response to Part I. Portion of the Merrill Lynch & Co., Inc. Proxy Statement, dated March 10, 2006, for its 2006 Annual Meeting of Shareholders to be held April 28, 2006 is incorporated by reference in this Form 10-K in response to
Part III.
================================================================================



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

Available Information
---------------------

The Registrants and Merrill Lynch file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Registrants and Merrill Lynch & Co., Inc.) file electronically with the SEC. The SEC's internet site is www.sec.gov.

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

ITEM 1A. RISK FACTORS
         ------------
Merrill Lynch & Co., Inc. (the "Company" or "Merrill Lynch") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 8% Trust Originated Preferred Securities and trust common securities,representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 8% Partnership Preferred Securities issued by Merrill Lynch Preferred Funding II, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

The Company also is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company's financial condition and results of operations is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2005 and is incorporated by reference from Exhibit 99.1 to this report.


ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

None.

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

In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES
          --------------------------------------

The following table presents aggregate fees for audits of the Trust's and the Partnership's financial statements by Deloitte & Touche LLP for the fiscal years ended December 30, 2005 and December 31, 2004. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Parnership in fiscal years ended December 30, 2005 and December 31, 2004.

                                               2005                  2004
                                            -------               -------
              Audit Fee(1)                  $12,200               $12,200

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee of the Company has established a policy governing the provision of audit and non-audit services to the Company and its subsidiaries (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 33 of the Company's 2006 Proxy Statement filed on March 10, 2006 is incorporated herein by reference. You may obtain a copy of the 2006 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.

--------------
(1) Audit Fees consisted of fees for the audit and reviews of the Trust's and the Partnership's financial statements filed with the SEC on Forms 10-K and 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, consents and review of documents filed with the SEC.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

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

         31.1*    Rule 13a-14(a) Certification.

         31.2*    Rule 13a-14(a) Certification.

         32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1* Excerpt of Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 30, 2005.



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

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                  ITEM 15(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST II

     Balance Sheets, December 30, 2005 and December 31, 2004               F-2

     Statements of Earnings, Years Ended December 30, 2005,
           December 31, 2004 and December 26, 2003                         F-3

     Statements of Changes in  Stockholders' Equity,  Years
           Ended  December 30, 2005, December 31, 2004 and
           December 26, 2003                                               F-4

     Statements of Cash Flows, Years Ended December 30, 2005,
           December 31, 2004 and December 26, 2003                         F-5

     Notes to Financial Statements                                         F-6

     Report of Independent Registered Public Accounting Firm               F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING II, L.P.

     Balance Sheets, December 30, 2005 and December 31, 2004               F-10

     Statements of Earnings, Years Ended December 30, 2005,
           December 31, 2004 and December 26, 2003                         F-11

     Statements of Changes in Partners' Capital, Years Ended
           December 30, 2005, December 31, 2004 and
           December 26, 2003                                               F-12

     Statements of Cash Flows, Years Ended December 30, 2005,
           December 31, 2004 and December 26, 2003                         F-13

     Notes to Financial Statements                                         F-14

     Report of Independent Registered Public Accounting Firm               F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              December 30, 2005       December 31, 2004
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
                                                                     ==========              ==========

STOCKHOLDERS' EQUITY

Stockholders' equity:
     Preferred  securities  (8%  Trust
         Originated  Preferred   Securities;
         12,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           300,000                 300,000
     Common securities (8% Trust Common
         Securities; 371,136 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                             9,278                   9,278
                                                                     ----------              ----------
     Total Stockholders' equity                                         309,278                 309,278
                                                                     ----------              ----------
Total Stockholders' Equity                                           $  309,278              $  309,278
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------



                                                                                   FOR THE YEAR ENDED
                                                          -----------------------------------------------------------------
                                                          December 30, 2005        December 31, 2004      December 26, 2003
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
                                                                  =========                =========              =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                               FOR THE YEAR ENDED
                                                     -----------------------------------------------------------------
                                                     December 30, 2005         December 31, 2004     December 26, 2003
                                                     -----------------         -----------------   -------------------


PREFERRED SECURITIES
Balance, beginning and end of period                         $ 300,000                 $ 300,000             $ 300,000


COMMON SECURITIES
Balance, beginning and end of period                             9,278                     9,278                 9,278


UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                     -
Earnings                                                        24,742                    24,742                24,742
Distributions                                                  (24,742)                  (24,742)              (18,557)
Distributions payable                                                -                         -                (6,185)
                                                             ---------                 ---------             ---------
Balance, end of period                                               -                         -                     -
                                                             ---------                 ---------             ---------
Total Stockholders' Equity                                   $ 309,278                 $ 309,278             $ 309,278
                                                             =========                 =========             =========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                        FOR THE YEAR ENDED
                                                   ------------------------------------------------------------
                                                   December 30, 2005    December 31, 2004     December 26, 2003
                                                   -----------------    -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                  $ 24,742             $ 24,742              $ 24,742
  Decrease in interest receivable from affiliate                   -                6,185                     -
                                                            --------             --------              --------
        Cash provided by operating activities                 24,742               30,927                24,742
                                                            --------             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                              (24,742)             (30,927)              (24,742)
                                                            --------             --------              --------
        Cash used for financing activities                   (24,742)             (30,927)              (24,742)
                                                            --------             --------              --------

NET CHANGE IN CASH                                                 -                    -                     -
                                                            --------             --------              --------
CASH, BEGINNING OF PERIOD                                          -                    -                     -
                                                            --------             --------              --------
CASH, END OF PERIOD                                         $      -             $      -              $      -
                                                            ========             ========              ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 30, 2005 and December 31,
2004.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 30, 2005
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 30, 2005
--------------------------------------------------------------------------------

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of Merrill Lynch Preferred Capital Trust II

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust II (the "Trust") as of December 30, 2005 and December 31, 2004, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 30, 2005. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 24, 2006

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust II for 2005 and 2004 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 30,   Sept. 30,    July 1,   Apr. 1,   Dec. 31,   Sept. 24,   June 25,   Mar.26,
                           2005        2005       2005      2005       2004        2004       2004      2004
                        ------------------------------------------------------------------------------------
Total Revenues          $6,185     $6,186      $6,185     $6,186    $6,185     $6,186      $6,185     $6,186

Net Earnings            $6,185     $6,186      $6,185     $6,186    $6,185     $6,186      $6,185     $6,186


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------

                                                           December 30, 2005          December 31, 2004
                                                           -----------------          -----------------


ASSETS

Investments:
     Affiliate debentures                                        $  360,218                  $  360,218
     U.S. Government and agencies                                     3,654                       3,647
                                                                 ----------                  ----------
     Total investments                                              363,872                     363,865
                                                                 ----------                  ----------
Total Assets                                                     $  363,872                  $  363,865
                                                                 ==========                  ==========

PARTNERS' CAPITAL

Partners' capital:
     Limited partnership interest                                   309,278                     309,278
     General partnership interest                                    54,594                      54,587
                                                                 ----------                  ----------
     Total partners' capital                                        363,872                     363,865
                                                                 ----------                  ----------
Total Partners' Capital                                          $  363,872                  $  363,865
                                                                 ==========                  ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------
                                            December 30, 2005           December 31, 2004        December 26, 2003
                                            -----------------           -----------------      -------------------


EARNINGS

Interest income:
     Affiliate debentures                           $  28,818                   $  28,817                $  28,817
     U.S. Government and agencies                         107                          51                       45
                                                    ---------                   ---------                ---------
Earnings                                            $  28,925                   $  28,868                $  28,862
                                                    =========                   =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                       FOR THE YEAR ENDED
                                                ---------------------------------------------------------------
                                                December 30, 2005       December 31, 2004     December 26, 2003
                                                -----------------       -----------------     -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                            $ 309,278               $ 309,278             $ 309,278
Net income allocated to limited partner                    24,742                  24,742                24,742
Distributions                                             (24,742)                (24,742)              (18,557)
Distributions payable                                           -                       -                (6,185)
                                                        ---------               ---------             ---------
Balance, end of period                                    309,278                 309,278               309,278
                                                        ---------               ---------             ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                               54,587                  54,582                54,599
Net income allocated to general partner                     4,183                   4,126                 4,120
Distributions                                              (4,176)                 (4,121)               (3,118)
Distributions payable                                           -                       -                (1,019)
                                                        ---------               ---------             ---------
Balance, end of period                                     54,594                  54,587                54,582
                                                        ---------               ---------             ---------
TOTAL PARTNERS' CAPITAL                                 $ 363,872               $ 363,865             $ 363,860
                                                        =========               =========             =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------
                                                        December 30, 2005        December 31, 2004    December 26, 2003
                                                        -----------------        -----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 28,925                 $ 28,868             $ 28,862
     Accretion of U.S. Government and agencies                       (107)                     (51)                 (45)
     Decrease in interest receivable from affiliates                    -                    7,204                    -
                                                                 --------                 --------             --------
        Cash provided by operating activities                      28,818                   36,021               28,817
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (7,277)                  (7,278)             (10,916)
     Maturities of investment securities                            7,377                    7,324               10,977
                                                                 --------                 --------             --------
        Cash provided by investing activities                         100                       46                   61
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (24,742)                 (30,927)             (24,742)
     Distributions to general partner                              (4,176)                  (5,140)              (4,137)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (28,918)                 (36,067)             (28,879)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                      -                        -                   (1)
                                                                 --------                 --------             --------
CASH, BEGINNING OF PERIOD                                               -                        -                    1
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      -                 $      -            $       -
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 30, 2005 and December 31, 2004.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
December 30, 2005
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
December 30, 2005
--------------------------------------------------------------------------------


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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding II, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") as of December 30, 2005 and December 31, 2004, and the related statements of earnings, changes in partners' capital and cash flows for each of the three years in the period ended December 30, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 24, 2006

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding II, L.P. for 2005 and 2004 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 30,   Sept. 30,    July 1,   Apr. 1,   Dec. 31,   Sept. 24,   June 25,    Mar.26,
                           2005        2005       2005      2005       2004        2004       2004       2004
                        -------------------------------------------------------------------------------------
Total Revenues          $7,238     $7,233      $7,229     $7,225    $7,221     $7,217      $7,219      $7,211

Net Earnings            $7,238     $7,233      $7,229     $7,225    $7,221     $7,217      $7,219      $7,211

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2006.

                              MERRILL LYNCH PREFERRED CAPITAL TRUST II*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee





------------
  * There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2006.

Merrill Lynch Preferred Funding II, L.P.
By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ JUDITH A. WITTERSCHEIN                   Secretary
-----------------------------------------
       (Judith A. Witterschein)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 24th day of March, 2006.



         SIGNATURE                                  TITLE
        ---------                                  -----



   /s/  E. STANLEY O'NEAL                   Director, Chairman of the Board and
-----------------------------------------   Chief Executive Officer
       (E. Stanley O'Neal)                  (Principal Executive Officer)



   /s/  JEFFREY N. EDWARDS                  Senior Vice President and Chief
-----------------------------------------   Financial Officer
       (Jeffrey N. Edwards)                 (Principal Financial Officer)



    /s/ LAURENCE A. TOSI                    Vice President and Finance Director
-----------------------------------------   (Principal Accounting Officer)
       (Laurence A. Tosi)



    /s/ ARMANDO M. CODINA                   Director
----------------------------------------
       (Armando M. Codina


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

31.1*    Rule 13a-14(a) Certifiction.

31.2*    Rule 13a-14(a) Certifiction.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*    Excerpt of Merrill Lynch & Co., Inc. Annual Report on
         Form 10-K for the fiscal year ended December 30, 2005.
------------------

* Filed herewith