Form 10-Q
period 2006-09-29
MERRILL LYNCH PREFERRED FUNDING II LP
filed 2006-11-08
CIK 1031002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 2006

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__


Indicate by check mark whether the Registrants are shell companies (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of November 8, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                        September 29, 2006   December 30, 2005
                                                                                        ------------------   -----------------
ASSETS

Investment in affiliate partnership preferred securities                                $  309,278           $  309,278
Interest receivable from affiliate                                                           6,186                    -
                                                                                        ----------           ----------
Total Assets                                                                            $  315,464           $  309,278
                                                                                        ==========           ==========

LIABILITY AND STOCKHOLDERS' EQUITY
Distributions Payable                                                                   $    6,186           $        -
                                                                                        ----------           ----------

Stockholders' equity:

   Preferred securities (8% Trust Originated Preferred Securities; 12,000,000
      authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                              $  300,000           $  300,000

   Common securities (8% Trust Common Securities;
      371,136 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                   9,278                9,278
                                                                                        ----------           ----------
Total Stockholders' Equity                                                              $  309,278           $  309,278
                                                                                        ----------           ----------

Total Liability and Stockholders' Equity                                                $  315,464           $  309,278
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 29, 2006   September 30, 2005
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
                                                                                     =========            =========


                                                                                           FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                     September 29, 2006   September 30, 2005
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
                                                                                     =========            =========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                      ---------------------------------------

                                                                                      September 29, 2006   September 30, 2005
                                                                                      ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                  $  300,000           $  300,000
                                                                                      ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                       9,278                9,278
                                                                                      ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                   -                    -
Earnings                                                                                  18,557               18,557
Distributions                                                                            (12,371)             (18,557)
Distributions payable                                                                     (6,186)                   -
                                                                                      ----------           ----------
Balance, end of period                                                                         -                    -
                                                                                      ----------           ----------


Total Stockholders' Equity                                                            $  309,278           $  309,278
                                                                                      ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     --------------------------------------

                                                                                     September 29, 2006  September 30, 2005
                                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  18,557           $   18,557
   Interest receivable from affiliate                                                   (6,186)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             12,371               18,557
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (12,371)             (18,557)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (12,371)             (18,557)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $6,000 and $186, respectively, were accrued at September 29, 2006. No distributions were accrued at September 30, 2005

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
-------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust II (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding II, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                       September 29, 2006   December 30, 2005
                                                                                       ------------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                                $  360,218           $  360,218
   U.S. Government and agencies                                                             3,703                3,654
                                                                                       ----------           ----------
   Total investments                                                                      363,921              363,872

Interest receivable from affiliates                                                         7,205                    -
                                                                                       ----------           ----------
Total Assets                                                                           $  371,126           $  363,872
                                                                                       ==========           ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution payable                                                                   $    7,205           $        -

Partners' capital:
   Limited partnership interest                                                        $  309,278           $  309,278
   General partnership interest                                                            54,643               54,594
                                                                                       ----------           ----------
Total Partners' Capital                                                                $  363,921           $  363,872
                                                                                       ----------           ----------

Total Liability and Partners' Capital                                                  $  371,126           $  363,872
                                                                                       ==========           ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                        --------------------------------------

                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $    7,205           $    7,204
   U.S. Government and agencies                                                                46                   29
                                                                                       ----------           ----------
Earnings                                                                               $    7,251           $    7,233
                                                                                       ==========           ==========



                                                                                              FOR THE NINE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $   21,613           $   21,613
   U.S. Government and agencies                                                               125                   74
                                                                                       ----------           ----------
Earnings                                                                               $   21,738           $   21,687
                                                                                       ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  309,278           $  309,278
Net income allocated to limited partner                                                    18,557               18,557
Distributions                                                                             (12,371)             (18,557)
Distributions payable                                                                      (6,186)                   -
                                                                                       ----------           ----------
Balance, end of period                                                                    309,278              309,278
                                                                                       ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                               54,594               54,587
Net income allocated to general partner                                                     3,181                3,130
Distributions                                                                              (2,113)              (3,098)
Distributions payable                                                                      (1,019)                   -
                                                                                       ----------           ----------
Balance, end of period                                                                     54,643               54,619
                                                                                       ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                $  363,921           $  363,897
                                                                                       ==========           ==========





See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                              FOR THE NINE MONTHS ENDED
                                                                                     ---------------------------------------

                                                                                     September 29, 2006   September 30, 2005
                                                                                     ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  21,738            $  21,687
   Accretion of U.S. Government and agencies                                              (125)                 (74)
   Interest receivable from affiliates                                                  (7,205)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             14,408               21,613
                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                    (3,639)              (3,639)
   Maturities of Investment Securities                                                   3,715                3,681
                                                                                     ---------            ---------
      Cash provided by Investing Activities                                                 76                   42
                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (12,371)             (18,557)
   Distributions to general partner                                                     (2,113)              (3,098)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (14,484)             (21,655)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $7,205 was accrued at September 29, 2006. No distribution was accrued at September 30, 2005.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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



November 8, 2006
----------------

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