Form 10-K
period 2006-12-29
MERRILL LYNCH PREFERRED FUNDING II LP; MERRILL LYNCH PREFERRED CAPITAL TRUST II
filed 2007-03-26
CIK 1031002, 1031003

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 29, 2006

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

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on June 30, 2006, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 23, 2007, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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

Merrill Lynch's internet address is www.ml.com. Merrill Lynch makes available, free of charge, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website includes information concerning beneficial ownership of Merrill Lynch's equity securities by its executive officers and directors. Investors can find this information under "SEC Reports" through the investor relations section of the website which can be accessed directly at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, Merrill Lynch's Guidelines for Business Conduct, Code of Ethics for Financial Professionals, Related Party Transactions Policy and charters for the committees of its Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13
(a) or 15(d) of the Securities Exchange Act of 1934. These documents, along with Merrill Lynch's Corporate Governance Guidelines, are also available on the investor relations section of the website. The information on Merrill Lynch's websites is not incorporated by reference into this Report. Holders of the Registrants' securities may obtain copies of these reports and documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, by mail at Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_secretary@ml.com.

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

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company's financial condition and results of operations is included in the Company's Annual Report on Form 10-K for the fiscal year ended
December 29, 2006 and is incorporated by reference from Exhibit 99.1 to this report.


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

In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES
          --------------------------------------

The following table presents aggregate fees for audits of the Trust's and the Partnership's financial statements by Deloitte & Touche LLP for the fiscal years ended December 29, 2006 and December 30, 2005. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Parnership in fiscal years ended December 29, 2006 and December 30, 2005.

                                               2006                  2005
                                            -------               -------
              Audit Fee(1)                  $12,200               $12,200

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee of the Company has established a policy governing the provision of audit and non-audit services to the Company and its subsidiaries (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 29 of the Company's 2007 Proxy Statement filed on March 16, 2007 is incorporated herein by reference. You may obtain a copy of the 2007 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.

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

         4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Bank of New York (1), as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement).

         4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

         4.7 Form of Subordinated Debenture Indenture between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (No. 333-16603)).

         4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

         4.9 Form of Trust Preferred Security (included in Exhibit 4.2 above).

         4.10     Form of Partnership Preferred Security (included in Exhibit
                  4.4 above).

         4.11     Form of Subordinated Debenture (incorporated by reference to
                  Exhibit 4.11 to the Registration Statement).

         12*      Statement re:  Computation  of Ratios of  Earning to
                  Combined   Fixed   Charges  and  Preferred
                  Securities Distributions (unaudited).

         23*      Consent of Deloitte & Touche LLP.

         31.1*    Rule 13a-14(a) Certification.

         31.2*    Rule 13a-14(a) Certification.

         32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1* Excerpt of Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2006.



-------------------
(1) As used in Item 15 and the Exhibit Index of this Report, "The Bank of New York" means The Bank of New York, a New York banking corporation and successor to the corporate trust business of JPMorgan Chase Bank, N.A., the entity formerly known as JPMorgan Chase Bank, the Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                  ITEM 15(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST II

     Balance Sheets, December 29, 2006 and December 30, 2005               F-2

     Statements of Earnings, Years Ended December 29, 2006,
           December 30, 2005 and December 31, 2004                         F-3

     Statements of Changes in  Stockholders' Equity,  Years
           Ended  December 29, 2006, December 30, 2005 and
           December 31, 2004                                               F-4

     Statements of Cash Flows, Years Ended December 29, 2006,
           December 30, 2005 and December 31, 2004                         F-5

     Notes to Financial Statements                                         F-6

     Report of Independent Registered Public Accounting Firm               F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING II, L.P.

     Balance Sheets, December 29, 2006 and December 30, 2005               F-10

     Statements of Earnings, Years Ended December 29, 2006,
           December 30, 2005 and December 31, 2004                         F-11

     Statements of Changes in Partners' Capital, Years Ended
           December 29, 2006, December 30, 2005 and
           December 31, 2004                                               F-12

     Statements of Cash Flows, Years Ended December 29, 2006,
           December 30, 2005 and December 31, 2004                         F-13

     Notes to Financial Statements                                         F-14

     Report of Independent Registered Public Accounting Firm               F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST II
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              December 29, 2006       December 30, 2005
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
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF EARNINGS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------



                                                                                   FOR THE YEAR ENDED
                                                          -----------------------------------------------------------------
                                                          December 29, 2006        December 30, 2005      December 31, 2004
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
                                                                  =========                =========              =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------


                                                                               FOR THE YEAR ENDED
                                                     -----------------------------------------------------------------
                                                     December 29, 2006         December 30, 2005     December 31, 2004
                                                     -----------------         -----------------   -------------------


PREFERRED SECURITIES
Balance, beginning and end of period                         $ 300,000                 $ 300,000             $ 300,000


COMMON SECURITIES
Balance, beginning and end of period                             9,278                     9,278                 9,278


UNDISTRIBUTED EARNINGS
Balance, beginning of period                                         -                         -                     -
Earnings                                                        24,742                    24,742                24,742
Distributions                                                  (24,742)                  (24,742)              (24,742)
                                                             ---------                 ---------             ---------
Balance, end of period                                               -                         -                     -
                                                             ---------                 ---------             ---------
Total Stockholders' Equity                                   $ 309,278                 $ 309,278             $ 309,278
                                                             =========                 =========             =========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST II
STATEMENTS OF CASH FLOWS
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                        FOR THE YEAR ENDED
                                                   ------------------------------------------------------------
                                                   December 29, 2006    December 30, 2005     December 31, 2004
                                                   -----------------    -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                  $ 24,742             $ 24,742              $ 24,742
  Decrease in interest receivable from affiliate                   -                    -                 6,185
                                                            --------             --------              --------
        Cash provided by operating activities                 24,742               24,742                30,927
                                                            --------             --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                              (24,742)             (24,742)              (30,927)
                                                            --------             --------              --------
        Cash used for financing activities                   (24,742)             (24,742)              (30,927)
                                                            --------             --------              --------

NET CHANGE IN CASH                                                 -                    -                     -
                                                            --------             --------              --------
CASH, BEGINNING OF PERIOD                                          -                    -                     -
                                                            --------             --------              --------
CASH, END OF PERIOD                                         $      -             $      -              $      -
                                                            ========             ========              ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 29, 2006 and December 30,
2005.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED CAPITAL TRUST II
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------

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

5.  SUBSEQUENT EVENT

On February 28, 2007, the Company announced its intention to redeem its 8% Affiliate Debentures held by the Partnership on March 30, 2007. The proceeds will be used by the Partnership to redeem the Partnership Preferred Securities held by the Trust, which proceeds will then be used by the Trust to redeem their Trust Preferred Securities. These redemptions will result in the dissolution of the Partnership and the Trust.

6.  RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not have any impact on the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of Merrill Lynch Preferred Capital Trust II

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust II (the "Trust") as of December 29, 2006 and December 30, 2005, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, on February 28, 2007, Merrill Lynch & Co., Inc. announced its intention to redeem its 8% Affiliate Debentures held by Merrill Lynch Preferred Funding II, L.P. on March 30, 2007, which will result in the dissolution of the Trust.


/s/ Deloitte & Touche LLP

New York, New York
March 23, 2007

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust II for 2006 and 2005 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        --------------------------------------------------------------------------------------
                        Dec. 29,   Sept. 29,    June 30,   Mar. 30,   Dec. 30,   Sept. 30,   July 1,   Apr. 1,
                          2006        2006       2006       2006       2005        2005       2005      2005
                        --------------------------------------------------------------------------------------
Total Revenues          $6,185     $6,186      $6,185     $6,186    $6,185     $6,186      $6,185     $6,186

Net Earnings            $6,185     $6,186      $6,185     $6,186    $6,185     $6,186      $6,185     $6,186


MERRILL LYNCH PREFERRED FUNDING II, L.P.
BALANCE SHEETS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------

                                                           December 29, 2006          December 30, 2005
                                                           -----------------          -----------------


ASSETS

Investments:
     Affiliate debentures                                        $  360,218                  $  360,218
     U.S. Government and agencies                                     3,656                       3,654
                                                                 ----------                  ----------
     Total investments                                              363,874                     363,872
                                                                 ----------                  ----------
Total Assets                                                     $  363,874                  $  363,872
                                                                 ==========                  ==========

PARTNERS' CAPITAL

Partners' capital:
     Limited partnership interest                                   309,278                     309,278
     General partnership interest                                    54,596                      54,594
                                                                 ----------                  ----------
     Total partners' capital                                        363,874                     363,872
                                                                 ----------                  ----------
Total Partners' Capital                                          $  363,874                  $  363,872
                                                                 ==========                  ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                        FOR THE YEAR ENDED
                                            ----------------------------------------------------------------------
                                            December 29, 2006           December 30, 2005        December 31, 2004
                                            -----------------           -----------------      -------------------


EARNINGS

Interest income:
     Affiliate debentures                           $  28,817                   $  28,818                $  28,817
     U.S. Government and agencies                         170                         107                       51
                                                    ---------                   ---------                ---------
Earnings                                            $  28,987                   $  28,925                $  28,868
                                                    =========                   =========                =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------

                                                                       FOR THE YEAR ENDED
                                                ---------------------------------------------------------------
                                                December 29, 2006       December 30, 2005     December 31, 2004
                                                -----------------       -----------------     -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                            $ 309,278               $ 309,278             $ 309,278
Net income allocated to limited partner                    24,742                  24,742                24,742
Distributions                                             (24,742)                (24,742)              (24,742)
                                                        ---------               ---------             ---------
Balance, end of period                                    309,278                 309,278               309,278
                                                        ---------               ---------             ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                               54,594                  54,587                54,582
Net income allocated to general partner                     4,245                   4,183                 4,126
Distributions                                              (4,243)                 (4,176)               (4,121)
                                                        ---------               ---------             ---------
Balance, end of period                                     54,596                  54,594                54,587
                                                        ---------               ---------             ---------
TOTAL PARTNERS' CAPITAL                                 $ 363,874               $ 363,872             $ 363,865
                                                        =========               =========             =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING II, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                FOR THE YEAR ENDED
                                                        ---------------------------------------------------------------
                                                        December 29, 2006        December 30, 2005    December 31, 2004
                                                        -----------------        -----------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                    $ 28,987                 $ 28,925             $ 28,868
     Accretion of U.S. Government and agencies                       (170)                    (107)                 (51)
     Decrease in interest receivable from affiliates                    -                        -                7,204
                                                                 --------                 --------             --------
        Cash provided by operating activities                      28,817                   28,818               36,021
                                                                 --------                 --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                            (7,277)                  (7,277)              (7,278)
     Maturities of investment securities                            7,445                    7,377                7,324
                                                                 --------                 --------             --------
        Cash provided by investing activities                         168                      100                   46
                                                                 --------                 --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                             (24,742)                 (24,742)             (30,927)
     Distributions to general partner                              (4,243)                  (4,176)              (5,140)
                                                                 --------                 --------             --------
        Cash used for financing activities                        (28,985)                 (28,918)             (36,067)
                                                                 --------                 --------             --------

NET CHANGE IN CASH                                                      -                        -                    -
                                                                 --------                 --------             --------
CASH, BEGINNING OF PERIOD                                               -                        -                    -
                                                                 --------                 --------             --------
CASH, END OF PERIOD                                              $      -                 $      -            $       -
                                                                 ========                 ========             ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 29, 2006 and December 30, 2005.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------


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

INVESTMENTS

The Partnership's investment in affiliate debentures which is recorded at cost, and its investment in U.S. Government and agencies, which is recorded at accreted cost and which matures within one year, are classified as available-for-sale, which both approximate fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING II, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------


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

5.  SUBSEQUENT EVENT

On February 28, 2007, the company announced its intention to redeem its 8% Affiliate Debentures held by the Partnership on March 30, 2007. The proceeds will be used by the Partnership to redeem the Partnership Preferred Securities held by the Trust, which proceeds will then be used by the Trust to redeem their Trust Preferred Securities. These redemptions will result in the dissolution of the Partnership and the Trust.

6.  RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not have any impact on the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding II, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding II, L.P. (the "Partnership") as of December 29, 2006 and December 30, 2005, and the related statements of earnings, changes in partners' capital and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, on February 28, 2007, Merrill Lynch & Co., Inc. announced its intention to redeem its 8% Affiliate Debentures held by the Partnership on March 30, 2007, which will result in the dissolution of the Partnership.



/s/ Deloitte & Touche LLP

New York, New York
March 23, 2007

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding II, L.P. for 2006 and 2005 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 29,   Sept. 29,    June 30,   Mar. 30,   Dec. 30,   Sept. 30,   July 1,    Apr. 1,
                           2006        2006       2006      2006       2005        2005       2005       2005
                        -------------------------------------------------------------------------------------
Total Revenues            $7,249     $7,251      $7,245     $7,242    $7,238     $7,233      $7,229      $7,225

Net Earnings              $7,249     $7,251      $7,245     $7,242    $7,238     $7,233      $7,229      $7,225

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2007.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2007.

Merrill Lynch Preferred Funding II, L.P.
By:  Merrill Lynch & Co., Inc. as General Partner


       SIGNATURE                                   TITLE
       ---------                                   -----


   /s/ Kathleen Skero                           Vice President and
-----------------------------------------       Controller
      (Kathleen Skero)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 23rd day of March, 2007.



       SIGNATURE                                   TITLE
       ---------                                   -----



  /s/  E. STANLEY O'NEAL                    Director, Chairman of the Board and
-----------------------------------------   Chief Executive Officer
      (E. Stanley O'Neal)                  (Principal Executive Officer)



  /s/  JEFFREY N. EDWARDS                   Senior Vice President and
-----------------------------------------   Chief Financial Officer
      (Jeffrey N. Edwards)                 (Principal Financial Officer)



  /s/  LAURENCE A. TOSI                     Vice President and Finance Director
-----------------------------------------  (Principal Accounting Officer)
      (Laurence A. Tosi)



  /s/  ARMANDO M. CODINA                    Director
----------------------------------------
      (Armando M. Codina


  /s/  VIRGIS W. COLBERT                    Director
-----------------------------------------
      (Virgis W. Colbert)


  /s/  JILL K. CONWAY                       Director
-----------------------------------------
      (Jill K. Conway)


  /s/  ALBERTO CRIBIORE                     Director
 ----------------------------------------
      (Alberto Cribiore)


  /s/  JOHN D. FINNEGAN                     Director
-----------------------------------------
      (John D. Finnegan)


  /s/  JUDITH MAYHEW JONAS                  Director
-----------------------------------------
      (Judith Mayhew Jonas)


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

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement).

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

4.7 Form of Subordinated Debenture Indenture between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3
         (No. 333-16603)).

4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee
         (incorporated by reference to Exhibit 4.8 to the Registration
         Statement).

4.9      Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10     Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11     Form of  Subordinated  Debenture  (incorporated  by reference to
         Exhibit 4.11 to the  Registration Statement).

12*      Statement re:  Computation   of  Ratios  of  Earnings  to  Combined
         Fixed  Charges and  Preferred   Securities Distributions (unaudited).

23*      Consent of Deloitte & Touche LLP.

31.1*    Rule 13a-14(a) Certifiction.

31.2*    Rule 13a-14(a) Certifiction.

32.1* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*    Excerpt of Merrill Lynch & Co., Inc. Annual Report on
         Form 10-K for the fiscal year ended December 29, 2006.
------------------

* Filed herewith